Form 10-K
period 1996-12-31
CIT RV TRUST 1996-B
filed 1997-03-27
CIK 1020939

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to __________

                         Commission file number: 0-28744

                               CIT RV TRUST 1996-B
             (Exact name of registrant as specified in its charter)

              Delaware                                   52-2005294
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

    c/o The CIT Group Securitization Corporation II
    650 CIT Drive
    Livingston, New Jersey                                        07039
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (201) 740-5000

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

Item 1.           Business.
                  --------
      On August 21, 1996 The CIT Group Securitization Corporation II (the "Company") sold $88,000,000 aggregate principal amount of Class A-1 6.00% Asset Backed Notes; $75,000,000 aggregate principal amount of Class A-2 6.40% Asset
Backed Notes;  $62,600,000  aggregate  principal  amount of Class A-3 6.65% (the
"Notes") and $14,400,000 aggregate principal amount of 7.10% Asset Backed Certificates (the Certificates"). The Certificates have the benefit of a Reserve Account. The Notes and Certificates were offered for sale to the public pursuant to a prospectus supplement dated August 14, 1996 to a prospectus dated July 24, 1996 (the "Prospectus").

      The Certificates represent an ownership interest in the CIT RV Trust 1996-B (the "Trust") and the Notes represent obligations of the Trust. The Trust was created, and the Certificates were issued, pursuant to a Trust Agreement, dated as of August 1, 1996 (the "Trust Agreement"), between the Company and Mellon Bank (DE), National Association, as owner trustee (the "Owner Trustee"). The Notes were issued pursuant to an Indenture, dated as of August 1, 1996 (the "Indenture"), between the Trust and The Bank of New York, as indenture trustee (the "Indenture Trustee").

      The Trust's only business is to act as a passive conduit to permit investment in a pool of retail consumer receivables.


Item 2.           Properties.
                  ----------
      The property of the Trust consists of a pool of simple interest retail installment sale contracts secured by the new and used recreational vehicles financed thereby (the "Contracts").

      All of the Contracts were acquired by the Company from The CIT Group/Sales Financing, Inc. ("CITSF") pursuant to the terms of a Purchase Agreement, dated as of August 1, 1996, and sold by the Company to the Trust pursuant to a Sale and Servicing Agreement, dated as of August 1, 1996 (the "Sale and Servicing Agreement"), among the Company, as seller, CITSF, as servicer, and the Trust.

      Information related to the payment on the Contracts by the obligors under the Contracts is set forth in the 1996 Annual Statement of Trust filed as
Exhibit 99.3 to this Annual Report on Form 10-K.


Item 3.           Legal Proceedings.
                  -----------------
      In June, 1995, a suit, Harvey Travis et al. v. The CIT Group Sales Financing, Inc., et al., Civil Action No. CV-95-P-1544-S, was filed in the United States District Court for the Northern District of Alabama, against CITSF, its force-placed insurance carrier and another lender. Plaintiffs in this action allege primarily that force-placed insurance coverage on manufactured homes was placed by defendants in a manner which caused plaintiffs and other borrowers to be charged or assessed for excessive premiums and that there was inadequate disclosure regarding certain fees charged and commissions earned in connection therewith. In their complaint, plaintiffs ask that a class action be certified, with the class to be comprised of individuals against whom monetary charges alleged to be excessive have been assessed and/or collected by CITSF and/or the other defendants for the purchase of force-placed insurance in connection with consumer installment transactions with CITSF and/or the other defendants.

      The class allegations in the Travis suit have been dismissed. Mr. and Mrs. Travis subsequently brought the same suit as individuals. This case has been settled.

      The registrant knows of no other material pending legal proceedings with respect to the Trust or involving the Trust, the Owner Trustee, the Indenture Trustee, the Company or CITSF.


Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------
      No matter was submitted to a vote of Certificateholders during the fiscal year covered by this report.



                                     PART II


Item 5.           Market for Registrant's Common Equity and Related
                  -------------------------------------------------
                  Stockholder Matters.
                  -------------------

      Other than one Certificate in the amount of 150,000 the Certificates and Notes are held and delivered in book-entry form through the facilities of The Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.

      As of January 2, 1997, 100% of the Class A-1 Notes were held in the nominee name of Cede & Co. for 7 beneficial owners, 100% of the Class A-2 Notes were held in the nominee name of Cede & Co. for 27 beneficial owners and 100% of the Class A-3 Notes were held in the nominee name of Cede & Co. for 10 beneficial owners. As of January 2, 1997, 99% of the Certificates were held in the nominee name of Cede & Co. for 3 beneficial owners and 1% of the Certificates were held in the form of a definitive Certificate by an affiliate of the Company.


Item 9.         Changes in and Disagreements with Accountants on
                ------------------------------------------------
                Accounting and Financial Disclosure.
                -----------------------------------

                None.

                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
               ----------------------------------------------------------------
                (a)   Exhibits:
                      --------
Exhibit Number                                      Description
--------------                                      -----------
    19 Annual Accountants' Report with respect to the servicing of the contracts by the Servicer, pursuant to the Sale and Servicing Agreement.

    99.1                          Annual Officer's Certificate.

    99.2                          Management's Assertion.

    99.3                          1996 Annual Statement of Trust.


                (b)   Reports on Form 8-K:
                      -------------------
                      Current Reports on Form 8-K are filed each month. The reports include as an exhibit, the Monthly Reports to Certificateholders. Current Reports on Form 8-K dated September 16, 1996; October 15, 1996; November 15, 1996; December 16, 1996 and January 15, 1997 were filed with the Securities and Exchange Commission.


                (c), (d)          Omitted.

                                   SIGNATURES
                                   ----------

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              CIT RV Trust 1996-B
                                              (Registrant)

                                              By:  The CIT Group/Sales
                                              Financing, Inc., as Servicer


Dated:  March 26, 1997                        By: /s/ Frank Garcia
                                                  ----------------
                                                  Name: Frank Garcia
                                                  Title:Vice President